Form 10-K
period 2026-03-31
Honda Auto Receivables 2024-2 Owner Trust
filed 2026-06-22
CIK 2019551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The Bank of New York Mellon (the “Owner Trustee”), BNY Mellon Trust of Delaware (the “Delaware Trustee”), and The Bank of New York Mellon Trust Company, N.A. (collectively the "Company"), have provided the information contained in the following paragraph for purposes of compliance with Regulation AB.

In the ordinary course of business, the Company is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, the Company has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies liability and intends to defend the litigations vigorously.

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

Honda Auto Receivables 2024-2 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 22, 2026		Vice President and Treasurer (senior officer in charge of the servicing function)

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